Form 10-Q
period 2015-06-30
Mondovita Corp.
filed 2015-08-31
CIK 1641521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2015
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-204143
MONDOVITA CORP.
(Exact name of registrant as specified in its charter)
Nevada				38-3971039
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
#22 Calle Felix Nolasco, Atlantica, Puerto Planta, Dominican Republic
(Address of principal executive offices)				(Zip Code)
(829) 639-9334
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[X]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
13,333,333 common shares issued and outstanding as of August 31, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Mondovita Corp.

June 30, 2015

Index

Balance Sheets (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statement of Cash Flows (unaudited)	F-3
Notes to the Financial Statements (unaudited)	F-4

MONDOVITA CORP.

BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$1,859	$16,000

Total Assets	$1,859	$16,000

STOCKHOLDERS’ EQUITY

Stockholders’ Equity (Deficit)

Preferred stock, $0.00001 par value, 100,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2015 and June 30, 2015, respectively	$-	$-
Common stock, $0.00001 par value, 100,000,000 shares authorized; 13,333,333 shares issued and outstanding as of March 31, 2015 and June 30, 2015, respectively	133	133
Additional paid-in capital	15,867	15,867
Accumulated deficit	(14,141)	-

Total Stockholders’ Equity	1,859	16,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,859	$16,000

(The accompanying notes are an integral part of these unaudited financial statements)

MONDOVITA CORP.

STATEMENT OF OPERATIONS

(Unaudited)

For The Three Months Ended June 30, 2015

Operating Expenses
General and administrative	$14,141

Total Operating Expenses	14,141

Net Loss	$(14,141)

Net Loss Per Common Share - Basic and Diluted	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	13,333,333

(The accompanying notes are an integral part of these unaudited financial statements)

MONDOVITA CORP.

STATEMENT OF CASH FLOW

(Unaudited)

For The Three Months Ended June 30,
2015

Cash Flows from Operating Activities
Net loss	$(14,141)
Adjustments to reconcile net loss to net cash used
in operating activities:

Cash used in operating activities	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock for cash	-
Cash provided by financing activities	-

Net change in cash	(14,141)

Cash and cash equivalents, Beginning of Period	16,000

Cash and cash equivalents, End of Period	$1,859

Supplementary Cash Flows Information
Interest paid	$-
Income taxes paid	$-

(The accompanying notes are an integral part of these unaudited financial statements)

MONDOVITA CORP.

Notes to the Financial Statements

Unaudited

NOTE 1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

MONDOVITA CORP. (“we”, “us”, “our” or the “Company”) was formed on November 24, 2014 in Nevada. The Company is engaged in the business of procuring and negotiating employment and endorsement contracts for top talented athletes. The audited financial statements for the year ended March 31, 2015 and for the period from November 24, 2014 (inception) through March 31, 2015 are included in the Form S-1 of Mondovita, Corp. which was filed on May 13, 2015, with the Securities and Exchange Commission and are hereby referenced. These interim financial statements should be read in conjunction with Mondovita’s most recent audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended March 31, 2016.

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2015, the Company has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)      Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s year-end is March 31.

b)      Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)      Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2015, the Company has no potentially dilutive securities outstanding.

NOTE 4.           STOCKHOLDERS’ EQUITY

a)    The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

b)    On March 4, 2015, 13,333,333 shares of common stock were issued to the sole director of the Company at $0.0012 per share for cash proceeds of $16,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

Overview

Our business plan is to procure and negotiate employment and endorsement contracts for top talent athletes. Being a start-up company, we have no revenues, we have limited operating history and no athletes under contract.

We plan to work with clients at all stages of their careers as we help them negotiate contracts, build their personal brand, secure marketing opportunities and support them to excel both in their chosen profession as well as in the community. Our strategic initiative entails building relationships in the Dominican Republic to sign promising athletes in Baseball and Mixed Martial Arts to be their exclusive agency for representation. We plan to derive revenue by way of commissions earned on successfully negotiated employment contracts as well as generate new business/revenue opportunities with clients within their specified sports industry and branding. We will endeavor to become a leading sports management company, representing athletes in mainstream sports internationally.

Plan of Operation

We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months will be approximately $80,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Offering expenses	Current	$20,000
Legal and accounting fees	12 months	$20,000
General and administrative expenses	12 months	$10,000
Advertising and Marketing expenses	12 months	$10,000
Player Development expenses	12 months	$8,000
Management fees	12 months	$5,000
Salaries and consulting fees	12 months	$5,000
Website development	12 months	$2,000
Total		$80,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $80,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the procuring personnel in the Dominican for recruiting athletes and marketing efforts, player development sales and marketing activities and website development. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Results of Operations for the Three Months Ended June 30, 2015

We have not earned any revenues during the three months ended June 30, 2015. We do not expect to achieve revenues until we locate athletes and sign them to contracts.

As at June 30, 2015, we have generated $0 in revenues and incurred a total net loss of $14,141.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $1,859 and total current liabilities of $0. We had working capital of $1,859 as of June 30, 2015.

Cash flows used by operating activities during the three months period ended June 30, 2015 amounted to $14,141.  Our net loss for the period was the reason for our negative operating cash flow.

Cash flows provided by financing activities during three month period ended June 30, 2015 amounted to $0.

We were incorporated on November 24, 2014. Our operations, to date, have been devoted primarily to startup and development activities. Currently, we have no players under contract. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We have raised $16,000 to date, and expect to use those funds along with some of the offering proceeds for the remaining funds on the expenses associated with our offering. As such, we will have no capital available to us if we are unable to raise money from our offering or find alternate forms of financing, which we do not have in place at this time.

Going Concern

These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

Off-Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDOVITA CORP.
August 31, 2015
	BY:	/s/ Elvis Santana
Elvis Santana, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors