Form 10-Q
period 2015-09-30
Mondovita Corp.
filed 2015-11-16
CIK 1641521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2015
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-204143
MONDOVITA CORP.
(Exact name of registrant as specified in its charter)
Nevada				38-3971039
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
#22 Calle Felix Nolasco, Atlantica, Puerto Planta, Dominican Republic
(Address of principal executive offices)				(Zip Code)
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
13,333,333 common shares issued and outstanding as of November 13, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Mondovita Corp.

September 30, 2015

Index

Balance Sheets (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statement of Cash Flows (unaudited)	F-3
Notes to the Financial Statements (unaudited)	F-4

MONDOVITA CORP.

BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$-	$16,000

Total Assets	$-	$16,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$5,541	$-

Total Liabilities	5,541	-

STOCKHOLDERS’ EQUITY

Stockholders’ Equity (Deficit)

Preferred stock, $0.00001 par value, 100,000,000 shares authorized; No shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized; 13,333,333 shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	133	133
Additional paid-in capital	15,867	15,867
Accumulated deficit	(21,541)	-

Total Stockholders’ Equity (Deficit)	(5,541)	16,000

Total Liabilities and Stockholders’ Equity	$-	$16,000

 (The accompanying notes are an integral part of these unaudited financial statements)

MONDOVITA CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30, 2015	For The Six Months Ended September 30, 2015

Operating Expenses
General and administrative	$7,400	21,541

Total Operating Expenses	7,400	21,541

Net Loss	$(7,400)	(21,541)

Net Loss Per Common Share - Basic and Diluted	$0.00	0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	13,333,333	13,333,333

(The accompanying notes are an integral part of these unaudited financial statements)

MONDOVITA CORP.

STATEMENT OF CASH FLOW

(Unaudited)

For The Six Months Ended September 30,
2015

Cash Flows from Operating Activities
Net loss	$(21,541)
Adjustments to reconcile net loss to net cash used
in operating activities: Changes in operating assets and liabilities:
Accounts payable	5,541
Cash used in operating activities	(16,000)

Net change in cash	(16,000)

Cash and cash equivalents, beginning of period	16,000

Cash and cash equivalents, end of period	$-

Supplementary Cash Flows Information
Interest paid	$-
Income taxes paid	$-

(The accompanying notes are an integral part of these unaudited financial statements)

MONDOVITA CORP.

Notes to the Financial Statements

Unaudited

NOTE 1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

MONDOVITA CORP. (“we”, “us”, “our” or the “Company”) was formed on November 24, 2014 in Nevada. The Company is engaged in the business of procuring and negotiating employment and endorsement contracts for top talented athletes. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying financial statements at September 30, 2015 and March 31, 2015 and for the three and six months ended September 30, 2015 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, and cash flows for such periods. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Registration Statement on Form S-1 for the year ended March 31, 2015.

 NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2015, the Company has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)      Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2015, the Company has no potentially dilutive securities outstanding.

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

Overview

Our business plan is to procure and negotiate employment and endorsement contracts for top talent athletes. Being a start-up company, we have no revenues; we have limited operating history and no athletes under contract.

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

Results of Operations for the Three and Six Months Ended September 30, 2015

We have not earned any revenues during the three and six months ended September 30, 2015. We do not expect to achieve revenues until we locate athletes and sign them to contracts.

As at September 30, 2015, we have generated $0 in revenues and incurred a net loss of $21,541.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $0 and total current liabilities of $5,541. We had a working capital deficit of $5,540 as of September 30, 2015.

Cash flows used by operating activities during the six month period ended September 30, 2015 amounted to $16,000. Our net loss for the period was the reason for our negative operating cash flow.

Cash flows provided by investing activities during the six month period ended September 30, 2015 amounted to $0.

Cash flows provided by financing activities during the six month period ended September 30, 2015 amounted to $0.

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

Going Concern

As of September 30, 2015, we have not yet generated revenue from operations, and will require additional funds to maintain our operations. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
November 16, 2015
	BY:	/s/ Elvis Santana
Elvis Santana, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors